Form 10-K
period 2005-12-31
LB-UBS Commercial Mortgage Trust 2005-C5
filed 2006-03-29
CIK 1335866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-119328-06

LB-UBS Commercial Mortgage Trust 2005-C5,
Commercial Mortgage Pass-Through Certificates, Series 2005-C5

Structured Asset Securities Corporation II
(Exact name of registrant as specified in its charter)

Delaware	82-0569805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, New York, New York 10019
(Address of principal executive offices)

Registrant’s telephone number, including area code: 212-526-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Lehman Brothers Holding Inc.
(Name of the sponsor as specific in its charter)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

* * * *
This Annual Report on Form 10-K (the “Report”) is filed with respect to the trust fund entitled LB-UBS Commercial Mortgage Trust 2005-C5 (the “Trust ”) formed pursuant to the pooling and servicing agreement dated as of August 11, 2005 (the “Pooling and Servicing Agreement”) among Structured Asset Securities Corporation II, as depositor (the “Depositor”), Wachovia Bank, National Association, as master servicer (the “Master Servicer”), LNR Partners, Inc., as special servicer (the “Special Servicer”), LaSalle Bank National Association, as trustee (the “Trustee”) and ABN AMRO Bank N.V., as fiscal agent, for the issuance of LB-UBS Commercial Mortgage Trust 2005-C5, Commercial Mortgage Pass-Through Certificates, Series 2005-C5 (the “Certificates”).

PART I

Item 1. Business.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Information with respect to the servicing of the mortgage loans and mortgaged properties is provided by reference to the Annual Independent Accountants’ Report attached as Exhibit 99.1 and to the Annual Statement of Compliance attached as Exhibit 99.3.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement for the Trust, the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently, there is no established trading market for the Certificates known to the Registrant.

Records provided to the Trust by the DTC and the Trustees indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 133.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The current Controlling Class is Class T. The Controlling Class Representative is DSHI Opco LLC.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)    (1) Not Applicable

 (2) Not Applicable

 (3) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are  as follows:

Exhibit Number	Description
3	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 2, 2005 with amendment filed on October 13, 2005)
4	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 2, 2005 with amendment filed on October 13, 2005)
31	Sarbanes-Oxley Certification
99.1(a)	Annual Independent Accountants’ Report, Wachovia Bank, National Association, as Master Servicer
99.1(b)	Annual Independent Accountants’ Report, LNR Partners, Inc., as Special Servicer
99.1(c)
Annual Independent Accountants’ Report,Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement and as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.1(d)	Annual Independent Accountants’ Report, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.2(a)	Report of Management, Wachovia Bank, National Association, as Master Servicer
99.2(b)	Report of Management, LNR Partners, Inc., as Special Servicer
99.2(c)
Report of Management, Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement and as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.2(d)	Report of Management, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.3(a)	Annual Statement of Compliance, Wachovia Bank, National Association, as Master Servicer
99.3(b)	Annual Statement of Compliance, LNR Partners, Inc., as Special Servicer
99.3(c)
Annual Statement of Compliance, Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.

99.3(d)	Annual Statement of Compliance, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.3(e)
Annual Statement of Compliance, Wells Fargo Bank, N.A., as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.4	Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005.

(b) See subparagraph (a)(3) above.

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Structured Asset Securities Corporation II as Depositor for LB-UBS Commercial Mortgage Trust 2005-C5, Commercial Mortgage Pass-Through Certificates, Series 2005-C5
(Registrant)

By: /s/ Ken Cohen
Name: Ken Cohen
Title: Managing Director

By: /s/ Paul Hughson
Name: Paul Hughson
Title: Managing Director

Date: March 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a) (i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions attached as Exhibit 99.4.

(a) (ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

EXHIBIT INDEX

Exhibit Number	Description
3	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 2, 2005 with amendment filed on October 13, 2005)*
4	Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 2, 2005 with amendment filed on October 13, 2005)*
31	Sarbanes-Oxley Certification
99.1(a)	Annual Independent Accountants’ Report, Wachovia Bank, National Association, as Master Servicer
99.1(b)	Annual Independent Accountants’ Report, LNR Partners, Inc., as Special Servicer
99.1(c)
Annual Independent Accountants’ Report,Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement and as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.1(d)	Annual Independent Accountants’ Report, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.2(a)	Report of Management, Wachovia Bank, National Association, as Master Servicer
99.2(b)	Report of Management, LNR Partners, Inc., as Special Servicer
99.2(c)
Report of Management, Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement and as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.2(d)	Report of Management, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.3(a)	Annual Statement of Compliance, Wachovia Bank, National Association, as Master Servicer
99.3(b)	Annual Statement of Compliance, LNR Partners, Inc., as Special Servicer
99.3(c)
Annual Statement of Compliance, Wells Fargo Bank, N.A., as master servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.

99.3(d)	Annual Statement of Compliance, J.E. Robert Company, Inc., as special servicer of the Courtyard by Marriott loan and 200 Park Avenue loan under the LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3 Pooling and Servicing Agreement.
99.3(e)
Annual Statement of Compliance, Wells Fargo Bank, N.A., as master servicer and special servicer of the 1345 Avenue of the Americas and Park Avenue Plaza loans under the Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series FB 2005-1 Pooling and Servicing Agreement.

99.4	Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005.
* Incorporated herein by Reference.